Form 10-K
period 2025-12-31
CNH Equipment Trust 2024-A
filed 2026-03-19
CIK 2005737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

99-6095446 (CNH Equipment Trust 2024-A) 39-1995297 (CNH Capital Receivables LLC)
(I.R.S. Employer Identification No.)

1 CNH Way
Waterford, Wisconsin	53185
(Address of principal executive offices)	(Zip Code)

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

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 1C.	Cybersecurity.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments. Not Applicable.

Item 4.	Mine Safety Disclosures. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information. None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3.1 to registrant’s Form SF-3 filed on April 16, 2025, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3.2 to registrant’s Form SF-3 filed on April 16, 2025, and incorporated herein by reference).

Exhibit Number	Description

Exhibit 4.1:	Indenture, dated as of January 1, 2024, between CNH Equipment Trust 2024-A and Citibank, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.2:	Trust Agreement, dated as of December 22, 2023, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on January 19, 2024, and incorporated herein by reference).

Exhibit 4.3:	Sale and Servicing Agreement, dated as of January 1, 2024, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2024-A (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.4:	Purchase Agreement, dated as of January 1, 2024, between CNH Capital Receivables LLC and CNH Industrial Capital America LLC (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.5:	Administration Agreement, dated as of January 1, 2024, among New Holland Credit Company, LLC, CNH Equipment Trust 2024-A, Wilmington Trust Company and Citibank, N.A. (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.6:	Asset Representations Review Agreement, dated as of January 1, 2024, among CNH Equipment Trust 2024-A, New Holland Credit Company, LLC and Clayton Fixed Income Services LLC, as asset representations reviewer (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.7:	Memorandum of Understanding, dated as of January 24, 2024, among CNH Industrial Capital America LLC, CNH Capital Receivables LLC, CNH Equipment Trust 2024-A and Citibank, N.A., as indenture trustee (filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.8:	Letter Agreement, dated as of January 24, 2024, among New Holland Credit Company, LLC and Wilmington Trust Company, as trustee (filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 10.1:	Underwriting Agreement, dated January 17, 2024, among CNH Capital Receivables LLC, CNH Industrial Capital America LLC, and BofA Securities, Inc., Mizuho Securities USA, LLC, SMBC Nikko Securities America, Inc. and SG Americas Securities, LLC, as representatives of the several underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on January 19, 2024, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit Number	Description

Exhibit 33.2:	Management’s Assessment of Compliance (Citibank, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

(c)	Not applicable.

Item 16.	Form 10-K Summary. None.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”), as Servicer, and Citibank, N.A. (“Citibank”), as Indenture Trustee, (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which for Citi are all servicing criteria set forth in Item 1122(d), except for Items 1122(d)(1)(i)-1122(d)(1)(v), 1122(d)(2)(iii), 1122(d)(2)(vi)-1122(d)(2)(vii), 1122(d)(3)(i) and 1122(d)(4)(i)-1122(d)(4)(xv), and which for NHCC are all servicing criteria set forth in Item 1122(d), except for Items 1122 (d)(1)(iii), 1122 (d)(1)(iv), 1122 (d)(2)(ii), 1122 (d)(2)(iii), 1122 (d)(2)(vi), 1122 (d)(4)(x), 1122 (d)(4)(xi), 1122 (d)(4)(xii), 1122 (d)(4)(xiii), and 1122 (d)(4)(xv). The Report on Assessment provided by NHCC and the Report on Assessment provided by Citibank are dated as of March 19, 2026 and February 27, 2026, respectively, and as of and for a period consisting of the twelve months ended December 31, 2025. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB. Servicer Compliance Statement.

A Servicer Compliance Statement from an officer of New Holland Credit Company, LLC is included as an exhibit to this Report.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3.1 to registrant’s Form SF-3 filed on April 16, 2025, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3.2 to registrant’s Form SF-3 filed on April 16, 2025, and incorporated herein by reference).

Exhibit 4.1:	Indenture, dated as of January 1, 2024, between CNH Equipment Trust 2024-A and Citibank, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.2:	Trust Agreement, dated as of December 22, 2023, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on January 19, 2024, and incorporated herein by reference).

Exhibit 4.3:	Sale and Servicing Agreement, dated as of January 1, 2024, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2024-A (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.4:	Purchase Agreement, dated as of January 1, 2024, between CNH Capital Receivables LLC and CNH Industrial Capital America LLC (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.5:	Administration Agreement, dated as of January 1, 2024, among New Holland Credit Company, LLC, CNH Equipment Trust 2024-A, Wilmington Trust Company and Citibank, N.A. (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.6:	Asset Representations Review Agreement, dated as of January 1, 2024, among CNH Equipment Trust 2024-A, New Holland Credit Company, LLC and Clayton Fixed Income Services LLC, as asset representations reviewer (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.7:	Memorandum of Understanding, dated as of January 24, 2024, among CNH Industrial Capital America LLC, CNH Capital Receivables LLC, CNH Equipment Trust 2024-A and Citibank, N.A., as indenture trustee (filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit 4.8:	Letter Agreement, dated as of January 24, 2024, among New Holland Credit Company, LLC and Wilmington Trust Company, as trustee (filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on January 24, 2024, and incorporated herein by reference).

Exhibit Number	Description

Exhibit 10.1:	Underwriting Agreement, dated January 17, 2024, among CNH Capital Receivables LLC, CNH Industrial Capital America LLC, and BofA Securities, Inc., Mizuho Securities USA, LLC, SMBC Nikko Securities America, Inc. and SG Americas Securities, LLC, as representatives of the several underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on January 19, 2024, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit 33.2:	Management’s Assessment of Compliance (Citibank, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2026

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